Form 10-K/A
period 2017-12-31
COMM 2014-CCRE20 Mortgage Trust
filed 2018-06-22
CIK 1620305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.9 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.9 to the Original 10-K.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.2         Torchlight Loan Services, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.9         Berkeley Point Capital LLC, as Primary Servicer

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.11       Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.12       Wilmington Trust, National Association, as Trustee of the Gateway Center Phase II Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.14       Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Harwood Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.19       Torchlight Loan Services, LLC, as Special Servicer of the Harwood Center Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.20       Wilmington Trust, National Association, as Trustee of the Harwood Center Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Harwood Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.22       Wells Fargo Bank, National Association, as Custodian of the Harwood Center Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.23       Situs Holdings, LLC, as Operating Advisor of the Harwood Center Mortgage Loan (filed as Exhibit 33.23 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harwood Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.25       National Tax Search, LLC, as Servicing Function Participant of the Harwood Center Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.27       LNR Partners, LLC, as Special Servicer of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 33.27 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.28       Wilmington Trust, National Association, as Trustee of the 80 and 90 Maiden Lane Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.29       Wells Fargo Bank, National Association, as Certificate Administrator of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.30       Wells Fargo Bank, National Association, as Custodian of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.33       National Tax Search, LLC, as Servicing Function Participant of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 33.34 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.35       LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 33.27 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.36       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Beverly Connection Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.37       Wells Fargo Bank, National Association, as Custodian of the Beverly Connection Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.38       Situs Holdings, LLC, as Operating Advisor of the Beverly Connection Mortgage Loan (filed as Exhibit 33.23 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.39       KeyBank National Association, as Primary Servicer of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (filed as Exhibit 33.34 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.41       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.42       Wells Fargo Bank, National Association, as Custodian of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.2         Torchlight Loan Services, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.9         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.11       Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.12       Wilmington Trust, National Association, as Trustee of the Gateway Center Phase II Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.14       Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Harwood Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.19       Torchlight Loan Services, LLC, as Special Servicer of the Harwood Center Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.20       Wilmington Trust, National Association, as Trustee of the Harwood Center Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Harwood Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.22       Wells Fargo Bank, National Association, as Custodian of the Harwood Center Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.23       Situs Holdings, LLC, as Operating Advisor of the Harwood Center Mortgage Loan (filed as Exhibit 34.23 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harwood Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.25       National Tax Search, LLC, as Servicing Function Participant of the Harwood Center Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.27       LNR Partners, LLC, as Special Servicer of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 34.27 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.28       Wilmington Trust, National Association, as Trustee of the 80 and 90 Maiden Lane Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.29       Wells Fargo Bank, National Association, as Certificate Administrator of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.30       Wells Fargo Bank, National Association, as Custodian of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.33       National Tax Search, LLC, as Servicing Function Participant of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 34.34 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.35       LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 34.27 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.36       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Beverly Connection Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.37       Wells Fargo Bank, National Association, as Custodian of the Beverly Connection Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.38       Situs Holdings, LLC, as Operating Advisor of the Beverly Connection Mortgage Loan (filed as Exhibit 34.23 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.39       KeyBank National Association, as Primary Servicer of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (filed as Exhibit 34.34 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.41       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.42       Wells Fargo Bank, National Association, as Custodian of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.2         Torchlight Loan Services, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.6         Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Harwood Center Mortgage Loan (filed as Exhibit 35.8 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.9         Torchlight Loan Services, LLC, as Special Servicer of the Harwood Center Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Harwood Center Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.12       LNR Partners, LLC, as Special Servicer of the 80 and 90 Maiden Lane Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the 80 and 90 Maiden Lane Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.15       LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Beverly Connection Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

35.17       KeyBank National Association, as Primary Servicer of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Myrtle Beach Marriott Resort & Spa Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-12 and incorporated by reference herein)

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

Date: June 22, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 22, 2018